Form 10QSB/A
period 2006-06-30
HILLSTREAM PHARMA INC
filed 2006-08-23
CIK 1355014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 22, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

HILLSTREAM PHARMA INC.

- INDEX -

Page

PART I - FINANCIAL INFORMATION:

Balance Sheet as of June 30, 2006 (unaudited)		F-1

Statements of Operations for the Quarter Ended June 30, 2006		F-2
(unaudited) and the Cumulative Period from Inception
(January 3, 2006) through June 30, 2006 (unaudited)

Statement of Stockholder’s Deficiency for the Period from Inception		F-3
(January 3, 2006) through June 30, 2006 (unaudited)

Statement of Cash Flows for the Cumulative Period from Inception		F-4
(January 3, 2006) through June 30, 2006 (unaudited)

Notes to Unaudited Financial Statements		F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	2

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3.	Defaults Upon Senior Securities	2

Item 4.	Submission of Matters to a Vote of Security Holders	2

Item 5.	Other Information	2

Item 6.	Exhibits	2

Signatures		3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Balance Sheet (Unaudited)
June 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$721

Total assets	$721

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$5,750

Long term liabilities
Loan payable stockholder	17,500

Total liabilities	23,250

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding	-
Common stock - $.0001 par value, 150,000,000 shares
authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	18,250
(Deficit) accumulated during the development stage	(41,029)

Total stockholder’s deficiency	$(22,529)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$721

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Operations (Unaudited)

		Period
		From
		January
		3, 2006
	Quarter	(Inception)
	Ended	Through
	June 30,	June 30,
	2006	2006

Revenues	$-	$-

General and administrative expenses	12,215	41,029

Net (loss)	$(12,215)	$(41,029)

Basic and diluted (loss) per share	$(.00)	$(.02)

Weighted average number of common shares outstanding	2,500,000	2,108,939

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

Date: August 22, 2006	HILLSTREAM PHARMA INC.

By: /s/ Randy Milby
Randy Milby
President

3