Form 10QSB
period 2007-03-31
HILLSTREAM PHARMA INC
filed 2007-05-15
CIK 1355014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51835
                                            Hillstream Pharma Inc.
 (Exact name of small business issuer as specified in its charter)

Delaware	20-4142324
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

270 Presidential Drive
Wilmington, DE	19807
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

HILLSTREAM PHARMA INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of March 31, 2007 (unaudited)	F-1

Statements of Operations (unaudited) for the Quarter Ended March 31, 2007, the Period from January 3, 2006 (Inception) through March 31, 2006 and the Period from January 3, 2006 (Inception) through March 31, 2007
F-2

Statement of Changes in Stockholder’s Deficiency for the Period from January 3, 2006 (Inception) through March 31, 2007 (unaudited)	F-3

Statements of Cash Flows (unaudited) for the Quarter Ended March 31, 2007, the Period from January 3, 2006 (Inception) through March 31, 2006  and the Period from January 3, 2006 (Inception) through March 31, 2007
F-4

Notes to Unaudited Interim Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Balance Sheet (unaudited)
March 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$11,454

Total assets	$11,454

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$13,853

Long term liabilities
Loan payable stockholder	17,500
Accrued interest payable	775

Total long term liabilities	18,275

Total liabilities	32,128

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	41,500
(Deficit) accumulated during the development stage	(62,424)

Total stockholder’s deficiency	(20,674)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$11,454

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Operations (unaudited)

	Quarter Ended March 31, 2007	Period from January 3, 2006 (Inception) through March 31, 2006	Period from January 3, 2006 (Inception) through March 31, 2007
Revenues	$-	$-	$-

General and administrative expenses	10,072	28,814	62,424

Net (loss)	$(10,072)	$(28,814)	$(62,424)

Basic and diluted (loss) per share	$(.00)	$(.02)

Weighted average number of common shares outstanding	2,500,000	1,698,402

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency
For the Period from January 3, 2006 (Inception) Through March 31, 2007

						(Deficit) Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	During the Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 32006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder - Fiscal 2006	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,352)	(52,352)

Balance December 31, 2006	-	-	2,500,000	250	31,500	(52,352)	(20,602)

Capital contributions from stockholder:
March 12, 2007 (unaudited)	-	-	-	-	$10,000	-	10,000

Net (loss) (unaudited)	-	-	-	-	-	(10,072)	(10,072)

Balance March 31, 2007 (unaudited)	-	-	2,500,000	$250	$41,500	$(62,424)	$(20,674)

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Cash Flows (unaudited)

	Quarter Ended March 31, 2007	Period from January 3, 2006 (Inception) through March 31, 2006	Period from January 3, 2006 (Inception) through March 31, 2007
Cash flows from operating activities:
Net (loss)	$(10,072)	$(28,814)	$(62,424)

Adjustments to reconcile net loss to net cash used in operations:
Accounts Payable	9,285	6,500	13,853
Accrued interest on stockholder loan	175	75	775

Net cash used in operating activities	(612)	(22,239)	(47,796)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	12,500	12,500
Additional capital contributions from sole stockholder	10,000	-	29,250
Proceeds from stockholder’s loan		17,500	17,500

Cash provided by financing activities	10,000	30,000	59,250

Net increase in cash and cash equivalents	9,388	7,761	11,454

Cash and cash equivalents - beginning	2,066	-	-

Cash and cash equivalents - ending	$11,454	$7,761	$11,454

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2007

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

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $13,300 at March 31, 2007, and has been fully offset by a valuation allowance.

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

HILLSTREAM PHARMA INC
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2007

e.	Fair Value of Financial Instruments - The carrying value of cash equivalents, accounts payable and accrued expenses approximates fair value due to the short period of time to maturity.

3 -    RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the three months ended March 31, 2007 and for the period January 3, 2006 (inception) through March 31, 2007 totaled $175 and $775 respectively and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

The sole stockholder contributed $10,000 to the Company’s capital in March 2007 and contributed an aggregate of $19,250 to additional paid-in-capital in 2006.

4 -    CAPITAL STOCK

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
March 31, 2007

5 -    RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” that prescribes a recognition threshold and measurement for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for financial statements issued for fiscal years beginning after March 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of Interpretation 48 to have an effect on its financial statements.

6 -    BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of March 31, 2007 and for the three months then ended and for the cumulative period from January 3, 2006 (inception) through March 31, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the period January 3, 2006 (inception) through December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

1

Item 5. Other Information.  None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation
*3.2	By-laws
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

HILLSTREAM PHARMA INC.

Date: May 14, 2007	By: /s/ Randy Milby
Name: Randy Milby
Title: President

3