Form 10QSB
period 2007-06-30
HILLSTREAM PHARMA INC
filed 2007-08-14
CIK 1355014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

HILLSTREAM PHARMA INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of June 30, 2007 (Unaudited)	F-1

Statements of Operations (Unaudited) for the Three Months Ended June 30, 2007 and 2006, for the Six Months Ended June 30, 2007, for the Period from January 3, 2006 (Inception) Through June 30, 2006 and for the Period from January 3, 2006 (Inception) Through June 30, 2007
F-2

Statement of Changes in Stockholder’s Deficiency (Unaudited) for the Period January 3, 2006 (Inception) Through June 30, 2007	F-3

Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007, for the Period from January 3, 2006 (Inception) Through June 30, 2006 and for the Period from January 3, 2006 (Inception) Through June 30, 2007
F-4

Notes to Unaudited Interim Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	1

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Balance Sheet (Unaudited)
June 30, 2007

ASSETS
Current assets
Cash and cash equivalents	$5,965

Total assets	$5,965

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$8,368

Long term liabilities
Loan payable stockholder	17,500
Accrued interest payable	950

Total long term liabilities	18,450

Total liabilities	26,818

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	51,500
(Deficit) accumulated during the development stage	(72,603)

Total stockholder’s deficiency	(20,853)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$5,965

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended	Period from January 3, 2006 (Inception) Through	Period from January 3, 2006 (Inception) Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenues	$-	$-	$-	$-	$-

General and administrative
expenses	10,004	12,040	19,901	40,779	71,653

Interest	175	175	350	250	950

Net (loss)	$(10,179)	$(12,215)	$(20,251)	$(41,029)	$(72,603)

Basic and diluted (loss) per
share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighed average number of
common shares outstanding	2,500,000	2,500,000	2,500,000	2,108,939

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency (Unaudited)
For the period January 3, 2006 (Inception) Through June 30, 2007

						(Deficit) Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
Balance January 3 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder	-	-	-	-	19,250	-	19,250
Net (loss)	-	-	-	-	-	(52,352)	(52,352)
Balance December 31, 2006	-	-	2,500,000	250	31,500	(52,352)	(20,602)
Capital contributions from stockholder	-	-	-	-	20,000	-	20,000
Net (loss) (unaudited)	-	-	-	-	-	(20,251)	(20,251)
Balance June 30, 2007 (unaudited)	-	$-	2,500,000	$250	$51,500	$(72,603)	$(20,853)

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2007	Period from January 3, 2006 (Inception) Through June 30, 2006	Period from January 3, 2006 (Inception) Through June 30, 2007
Cash flows from operating
activities:
Net (loss)	$(20,251)	$(41,029)	$(72,603)

Adjustments to reconcile net
loss to net cash used
in operations:

Accounts payable	3,800	5,500	8,368
Accrued interest on
stockholder loan	350	250	950
Net cash (used in) operating
activities	(16,101)	(35,279)	(63,285)

Cash flows from financing
activities:

Proceeds from issuance of
common stock	-	12,500	12,500

Additional capital
Contributions from sole
shareholder	20,000	6,000	39,250
Proceeds from stockholder’s
loan	-	17,500	17,500

Cash provided by financing
activities	20,000	36,000	69,250

Net increase in cash and
cash equivalents	3,899	721	5,965

Cash and cash equivalents -
beginning	2,066	-	-

Cash and cash equivalents -
ending	$5,965	$721	$5,965

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2007

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

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $17,300 at June 30, 2007, and has been fully offset by a valuation allowance.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2007

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

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the three months ended June 30, 2007 and 2006 was $175 in each period, for the six months ended June 30, 2007 it was $350, for the period from inception to June 30, 2007 it was $250 and for the period January 3, 2006 (inception) through June 30, 2007 totaled $950 respectively and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

The sole stockholder contributed $20,000 in 2007 and $19,250 in 2006 to additional paid-in-capital.

4-	CAPITAL STOCK

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
June 30, 2007

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2007

6 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of June 30, 2007 and for the three months ended June 30, 2007 and 2006, the six months ended June 30, 2007, for the period January 3, 2006 (inception) through June 30, 2006 and for the period from January 3, 2006 (inception) through June 30, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the period January 3, 2006 (inception) through December 31, 2006. There have been no changes in significant accounting policies since the period January 3, 2006 (inception) through December 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Hillstream Pharma Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

1

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	HILLSTREAM PHARMA INC.

	By:	/s/ Randy Milby
Name: Randy Milby
Title: President

3