Form 10QSB
period 2007-09-30
HILLSTREAM PHARMA INC
filed 2007-11-14
CIK 1355014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51835

Hillstream Pharma Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

20-4142324
(I.R.S. Employer Identification Number)

270 Presidential Drive, Wilmington, DE 19807
(Address of Principal Offices)

(302) 743-2995
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

HILLSTREAM PHARMA INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of September 30, 2007 (Unaudited)	F-1

Statements of Operations (Unaudited) for the Three Months Ended September 30, 2007 and 2006, the Nine Months Ended September 30, 2007, the Period from January 3, 2006 (Inception) Through September 30, 2006 and for the Period from January 3, 2006 (Inception) Through September 30, 2007
F-2

Statement of Changes in Stockholder’s Deficiency (Unaudited) for the Period January 3, 2006 (Inception) Through September 30, 2007	F-3

Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007, the Period from January 3, 2006 (Inception) Through September 30, 2006 and for the Period from January 3, 2006 (Inception) Through September 30, 2007
F-4

Notes to Unaudited Interim Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Balance Sheet (Unaudited)
September 30, 2007

ASSETS
Current assets
Cash and cash equivalents	$2,926

Total assets	$2,926

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$6,578

Long-term liabilities
Loan payable stockholder	17,500
Accrued interest payable	1,125

Total long-term liabilities	18,625

Total liabilities	25,203

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	63,500
(Deficit) accumulated during the development stage	(86,027)

Total stockholder’s deficiency	(22,277)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$2,926

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Operations (Unaudited)
September 30, 2007

				Period from
				January 3, 2006
				(Inception)
	For the Three Months Ended			Through
	September 30, 2007	September 30, 2006		September 30, 2007

Revenues	$-		$-	$-

General and administrative expenses	13,249		5,862	84,902

Interest	175		175	1,125

Net (loss)	$(13,424)	$	(6,037)	$(86,027)

Basic and diluted (loss) per share	$(0.01)		$(0.00)

Weighed average number of common shares outstanding, basic and diluted	2,500,000		2,500,000

		Period from
		January 3, 2006
	For the Nine	(Inception)
	Months Ended	Through
	September 30, 2007	September 30, 2006

Revenues	$-	$-

General and administrative expenses	33,150	46,641

Interest	525	425

Net (loss)	$(33,675)	$(47,066)

Basic and diluted (loss) per share	$(0.01)	$(0.02)

Weighed average number of common shares outstanding basic and diluted	2,500,000	2,241,697

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency (Unaudited)
For the period January 3, 2006 (Inception) Through September 30, 2007

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,352)	(52,352)

Balance December 31, 2006	-	-	2,500,000	250	31,500	(52,352)	(20,602)

Capital contributions from stockholder	-	-	-	-	32,000	-	32,000

Net (loss) (unaudited)	-	-	-	-	-	(33,675)	(33,675)

Balance September 30, 2007 (unaudited)	-	$-	2,500,000	$250	$63,500	$(86,027)	$(22,277)

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Cash Flows (Unaudited)
September 30, 2007

		Period from	Period from
		January 3, 2006	January 3, 2006
	For the Nine	(Inception)	(Inception)
	Months Ended	Through	Through
	September 30, 2007	September 30, 2006	September 30, 2007

Cash flows from operating activities:
Net (loss)	$(33,675)	$(47,066)	$(86,027)

Adjustments to reconcile net loss to net cash used in operations:

Accounts payable	2,010	-	6,578
Accrued interest on stockholder loan	525	425	1,125

Net cash (used in) operating activities	(31,140)	(46,641)	(78,324)

Cash flows from financing activities:

Proceeds from issuance of common stock	-	12,500	12,500

Additional capital Contributions from sole shareholder	32,000	19,250	51,250
Proceeds from stockholder’s loan	-	17,500	17,500

Cash provided by financing activities	32,000	49,250	81,250

Net increase in cash and cash equivalents	860	2,609	2,926

Cash and cash equivalents – beginning	2,066	-	-

Cash and cash equivalents – ending	$2,926	$2,609	$2,926

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2007

1 -	DEVELOPMENT STAGE COMPANY

Hillstream Pharma Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the company to date relate to its organization, initial funding and share issuance. The company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the recoverability and satisfaction of liabilities in the normal course of business. At the balance sheet date, the Company has a working capital deficiency, a stockholder’s deficiency and a deficit accumulated during the development stage. The ability of the Company to continue as a going concern is dependent upon the success of management’s plans to raise additional capital and to seek merger candidates. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

c.
Income Taxes – The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $21,800 at September 30, 2007, and has been fully offset by a valuation allowance.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2007

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

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the three months ended September 30, 2007 and 2006 was $175 in each period, for the nine months ended September 30, 2007 it was $525, for the period from inception to September 30, 2006 it was $425 and for the period January 3, 2006 (inception) through September 30, 2007 totaled $1,125, respectively, and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

The sole stockholder contributed $32,000 in 2007 and $19,250 in 2006 to additional paid-in-capital.

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
September 30, 2007

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2007

6 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of September 30, 2007 and for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007, for the period January 3, 2006 (inception) through September 30, 2006 and for the period from January 3, 2006 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the period January 3, 2006 (inception) through December 31, 2006. There have been no changes in significant accounting policies since the period January 3, 2006 (inception) through December 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Hillstream Pharma Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	HILLSTREAM PHARMA INC.

	By:	/s/ Randy Milby
Name: Randy Milby
Title: President

3