Form 10-Q
period 2008-03-31
HILLSTREAM PHARMA INC
filed 2008-05-14
CIK 1355014

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51835

Hillstream Pharma Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4142324
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

270 Presidential Drive, Wilmington, DE 19807
(Address of principal executive offices)

(302) 743-2995
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2008.

HILLSTREAM PHARMA INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets – March 31, 2008 (Unaudited) and December 31, 2007	1

	Statements of Operations (Unaudited) for the Period January 3, 2006 (Inception) Through March 31, 2008 and for the Three Months Ended March 31, 2008 and March 31, 2007	2

	Statement of Changes in Stockholders’ Deficiency (Unaudited) for the Period from January 3, 2006 (Inception) to March 31, 2008	3

	Statements of Cash Flows (Unaudited) for the Period January 3, 2006 (Inception) through March 31, 2008 and for the Three Months Ended March 31, 2008 and March 31, 2007	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Balance Sheets

	(Unaudited)
	03/31/08	12/31/2007

ASSETS
Current assets
Cash and cash equivalents	$3,169	$8,398

Total assets	$3,169	$8,398

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$9,677	$4,693

Long term liabilities
Loan payable stockholder	17,500	17,500
Accrued interest payable	1,475	1,300

Total long term liabilities	18,975	18,800

Total liabilities	28,652	23,493

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	80,010	80,010
(Deficit) accumulated during the development stage	(105,743)	(95,355)

Total stockholder’s deficiency	(25,483)	(15,095)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$3,169	$8,398

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Operations (unaudited)
For the period January 3, 2006 (Inception) Through March 31, 2008
And for the three months ended March 31, 2008 and March 31, 2007

	Three Months	Three Months	Cumulative
	03/31/08	03/31/07	01/03/06-3/31/08

Revenues	$-	$-	$-

General and administrative expenses	10,213	9,897	104,268

Interest	175	175	1,475

Net (loss)	$(10,388)	$(10,072)	$(105,743)

Basic and diluted (loss) per share	$(.00)	$(.00)

Weighted average number of common shares outstanding	2,500,000	2,500,000

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency
For the period January 3, 2006 (Inception) Through March 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3, 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,352)	(52,352)

Balance December 31, 2006	-	-	2,500,000	250	31,500	(52,352)	(20,602)

Capital contributions from stockholder	-	-	-	-	48,510	-	48,510

Net (loss)	-	-	-	-	-	(43,003)	(43,003)

Balance December 31, 2007	-	-	2,500,000	250	80,010	(95,355)	(15,095)

Net (loss)	-	-	-	-	-	(10,388)	(10,388)

Balance March 31, 2008 (unaudited)	-	$-	2,500,000	$250	$80,010	$(105,743)	$(25,483)

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Cash Flows (unaudited)
For the period January 3, 2006 (Inception) Through March 31, 2008
And for the three months ended March 31, 2008 and March 31, 2007

	Three Months	Three Months	Cumulative
	03/31/08	03/31/07	01/03/06-3/31/08

Cash flows from operating activities:
Net (loss)	$(10,388)	$(10,072)	$(105,743)

Adjustments to reconcile net (loss) to net cash used in operations:
Accounts payable	4,984	9,285	9,677
Accrued interest on stockholder loan	175	175	1,475

Net cash used in operating activities	(5,229)	(612)	(94,591)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	12,500
Additional capital contributions from sole stockholder	-	10,000	67,760
Proceeds from stockholder’s loan	-	-	17,500

Cash provided by financing activities	-	10,000	97,760

Net increase(decrease) in cash and cash equivalents	(5,229)	9,388	3,169

Cash and cash equivalents – beginning	8,398	2,066	-

Cash and cash equivalents – ending	$3,169	$11,454	$3,169

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2008

1 -	DEVELOPMENT STAGE COMPANY

Hillstream Pharma Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the company to date relate to its organization, initial funding and share issuance. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2008, the Company has a working capital deficiency, a stockholder’s deficiency and a deficit accumulated during the development stage. Management plans to raise additional capital and to seek potential merger candidates.

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

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $29,500 at March 31, 2008, and has been fully offset by a valuation allowance.

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
March 31, 2008

e.
Fair Value of Financial Instruments - The carrying value of cash equivalents, accounts payable and accrued expenses approximates fair value due to the short period of time to maturity. The stockholder loan approximates fair value based on market rates available to the company for financing with similar terms.

f.
Reclassification - Interest expense on the Statements of Operations for the three months ended March 31, 2008 and 2007 was reported separately from general and administrative expenses in order to maintain consistency with the December 31, 2007 year end presentation.

3 -	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the three months ended March 31, 2008 and March 31, 2007, and for the period January 3, 2006 (inception) through March 31, 2008 totaled $175, $175 and $1,475 respectively and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

The sole stockholder contributed additional capital of $-0-, $10,000 and $67,760 during the three months ended March 31, 2008 and 2007, and the period January 3, 2006 through Macrh 31, 2008, respectively.

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

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2008

5 -	FAIR VALUE MEASUREMENTS

In the first quarter of 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect our own assumptions.

The Company chose not to elect the fair value option as prescribed by FASB SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," for its financial assets and liabilities that had not been previously carried at fair value. Therefore the Company's loan payable to its stockholder not carried at fair value is reported at its carrying value.

6 -	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board ("FASB") posted FASB Staff Position ("FSP") Financial Accounting Standard ("FAS") 142-3, "Determination of the Useful Life of Intangible Assets" (FSP FAS 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles ("GAAP"). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP FAS 142-3 is not expected to have an impact on our financial position or results of operations.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2008

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), an amendment of FASB 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on our financial position or results of operations.

In December 2007, the Emerging Issues Task Force ("EITF") met and ratified EITF No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01"), in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-01 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-01 is not expected to have an impact on our financial position or results of operations.

In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for the fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). We adopted EIFT 06-11 effective January 1, 2008, and it did not have any impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Upon adoption of SFAS 159, we did not elect the SFAS 159 option for our existing financial assets and liabilities and therefore adoption of SFAS 159 did not have any impact on our financial position or results of operations.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2008

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009.

Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations. See Note 5 for information and related disclosures.

7 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of March 31, 2008 and for the three months then ended and for the cumulative period from January 3, 2006 (inception) through March 31, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hillstream Pharma Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on January 3, 2006 and maintains its principal executive office at 270 Presidential Drive, Wilmington, DE 19807. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury and additional funds loaned to or invested in us by our sole stockholder, management or other investors.

During the next twelve months we anticipate incurring costs related to:

(i)   filing Exchange Act reports, and
(ii)  consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since we filed our Registration Statement on Form 10-SB, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $3,169 consisting exclusively of cash and cash equivalents.  This compares with $11,454, comprised exclusively of cash and cash equivalents as of March 31, 2007. The Company’s current liabilities as of March 31, 2008 totaled $9,677, comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of March 31, 2007 of $13,853, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative Period From January 3, 2006 (Inception) to March 31, 2008
Net cash used in operating activities	$(5,229)	$(612)	$(94,591)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$0	$10,000	$97,760
Net effect on cash	$(5,229)	$9,388	$3,169

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of $10,388, as a result of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008. This compares with a net loss of $10,072 for the three months ending March 31, 2007, where such loss constituted legal, accounting, audit and other professional service fees incurred in relation to the filing of its Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from January 3, 2006 (Inception) to March 31, 2008, the Company had a net loss of $(105,743), comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in March of 2006 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 3, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008	HILLSTREAM PHARMA INC.

	By:	/s/ Randy Milby
Randy Milby
President