Form 10-Q
period 2008-06-30
HILLSTREAM PHARMA INC
filed 2008-08-08
CIK 1355014

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(302)743-2995
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company).

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 8, 2008.

HILLSTREAM PHARMA INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2008 and June 30, 2007 and for the Period January 3, 2006 (Inception) through June 30, 2008	2

	Statement of Changes in Stockholders’ Deficiency for the Period January 3, 2006 (Inception) through June 30, 2008 (unaudited)	3

	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2008 and June 30, 2007 and for the Cumulative Period January 3, 2006 (Inception) through June 30, 2008	4

	Notes to Unaudited Interim Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
HILLSTREAM PHARMA INC.
A Development Stage Company
Balance Sheets

	(Unaudited)
	06/30/08	12/31/2007

ASSETS
Current assets
Cash and cash equivalents	$5,074	$8,398
Prepaid expense	6,250	0

Total assets	$11,324	$8,398

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$14,513	$4,693

Long term liabilities
Loan payable stockholder	17,500	17,500
Accrued interest payable	1,650	1,300

Total long term liabilities	19,150	18,800

Total liabilities	33,663	23,493

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding -	-	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	90,010	80,010
(Deficit) accumulated during the development stage	(112,599)	(95,355)

Total stockholder’s deficiency	(22,339)	(15,095)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$11,324	$8,398

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Operations (Unaudited)

			Period from
			January 3, 2006
			(Inception)
	For the Three Months Ended		Through
	June 30, 2008	June 30, 2007	June 30, 2008

Revenues	$-	$-	$-

General and administrative expenses	6,681	10,004	110,949

Interest	175	175	1,650

Net (loss)	$(6,856)	$(10,179)	$(112,599)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Revenues	$-	$-

General and administrative expenses	16,894	19,901

Interest	350	350

Net (loss)	$(17,244)	$(20,251)

Basic and diluted (loss) per share	$(0.00)	$(0.01)

Weighed average number of common shares outstanding	2,500,000	2,500,000

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency
For the period January 3, 2006 (Inception) Through June 30, 2008

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3, 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,352)	(52,352)

Balance December 31, 2006	-	-	2,500,000	250	31,500	(52,352)	(20,602)

Capital contributions from stockholder	-	-	-	-	48,510	-	48,510

Net (loss)	-	-	-	-	-	(43,003)	(43,003)

Balance December 31, 2007	-	-	2,500,000	250	80,010	(95,355)	(15,095)

Capital contributions from stockholder	-	-	-	-	10,000	-	10,000

Net (loss)	-	-	-	-	-	(17,244)	(17,244)

Balance June 30, 2008 (unaudited)	-	$-	2,500,000	$250	$90,010	$(112,599)	$(22,339)

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Cash Flows (unaudited)
For the Cumulative period January 3, 2006 (Inception) Through June 30, 2008
And for the six months ended June 30, 2008 and June 30, 2007

	Six Months	Six Months	Cumulative
	06/30/08	06/30/07	01/03/06-6/30/08

Cash flows from operating activities:
Net (loss)	$(17,244)	$(20,251)	$(112,599)

Adjustments to reconcile net (loss) to net cash used in operations:
Prepaid expense	(6,250)	-	(6,250)
Accounts payable	9,820	3,800	14,513
Accrued interest on stockholder loan	350	350	1,650

Net cash used in operating activities	(13,324)	(16,101)	(102,686)

Cash flows from financing activities:
Proceeds from issuance of common stock	-		12,500
Additional capital contributions from sole stockholder	10,000	20,000	77,760
Proceeds from stockholder’s loan	-	-	17,500

Cash provided by financing activities	10,000	20,000	107,760

Net increase(decrease) in cash and cash equivalents	(3,324)	3,899	5,074

Cash and cash equivalents – beginning	8,398	2,066	-

Cash and cash equivalents – ending	$5,074	$5,965	$5,074

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2008

1 -	DEVELOPMENT STAGE COMPANY

HILLSTREAM Pharma Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the company to date relate to its organization, initial funding and share issuance. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2008, the Company has a working capital deficiency, a stockholder’s deficiency and a deficit accumulated during the development stage. Management plans to raise additional capital and to seek potential merger candidates.

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

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $32,100 at June 30, 2008, and has been fully offset by a valuation allowance.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2008

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

e.
Fair Value of Financial Instruments - The carrying value of cash equivalents, prepaid expenses, accounts payable and accrued expenses approximates fair value due to the short period of time to maturity. The stockholder loans approximate fair value based on market rates available to the company for financing with similar terms.

f.
Reclassification - Interest expense on the Statements of Operations for the six months ended June 30, 2008 and 2007 was reported separately from general and administrative expenses in order to maintain consistency with the December 31, 2007 year end presentation.

3 -	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the six months ended June 30, 2008 and June 30, 2007, and for the period January 3, 2006 (inception) through June 30, 2008 totaled $350, $350 and $1,650 respectively and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

The sole stockholder contributed $10,000 to the Company’s capital in May 2008, $48,510 in 2007, and $19,250 in 2006.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2008

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
June 30, 2008

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have an impact on our financial position or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) posted FASB Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraph 60 and 61 of FASB Statement No. 128, “Earnings per Share.” It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS date presented shall be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have an impact on our financial position or results of operations.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2008

7 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of June 30, 2008 and for the six months then ended and for the cumulative period from January 3, 2006 (inception) through June 30, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hillstream Pharma Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $11,324, comprised of $5,074 of cash and cash equivalents and $6,250 of prepaid expenses. This compares with assets of $8,398, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $14,513, comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $4,693, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and June 30, 2007 and for the period January 3, 2006 (inception) through June 30, 2008:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	For the Period January 3, 2006 (Inception) through June 30, 2008
Net cash used in operating activities	$(13,324)	$(16,101)	$(102,686)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$10,000	$20,000	$107,760
Net increase (decrease) in cash and cash equivalents	$(3,324)	$3,899	$5,074

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2008, the Company had a net loss of $6,856 and $17,244, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008. This compares with a net loss of $10,179 and $20,251 for the three and six months ended June 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from January 3, 2006 (inception) through June 30, 2008, the Company had a net loss of $112,599, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in March of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008	HILLSTREAM PHARMA INC.

	By:	/s/ Randy Milby
Randy Milby
President, Secretary and Director