Form 10-Q
period 2008-09-30
HILLSTREAM PHARMA INC
filed 2008-11-13
CIK 1355014

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2008.

HILLSTREAM PHARMA INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2008	2
	and September 30, 2007 and for the Period from January 3, 2006 (Inception) through
	September 30, 2008

	Statements of Changes in Stockholder’s Deficiency for the Period from January 3, 2006	3
	(Inception) through September 30, 2008 (unaudited)

	Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and	4
	September 30, 2007 and for the Cumulative Period from January 3, 2006 (Inception)
	through September 30, 2008

	Notes to Unaudited Interim Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
HILLSTREAM PHARMA INC.
A Development Stage Company
Balance Sheets

	(Unaudited)
	09/30/08	12/31/2007

ASSETS
Current assets
Cash and cash equivalents	$7,176	$8,398
Prepaid expense	4,375	0

Total assets	$11,551	$8,398

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$11,078	$4,693

Long term liabilities
Loan payable stockholder	17,500	17,500
Accrued interest payable	1,825	1,300

Total long term liabilities	19,325	18,800

Total liabilities	30,403	23,493

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-	-

Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	100,010	80,010
(Deficit) accumulated during the development stage	(119,112)	(95,355)

Total stockholder’s deficiency	(18,852)	(15,095)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$11,551	$8,398

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Operations (Unaudited)

			Period from
			January 3, 2006
			(Inception)
	For the Three Months Ended		Through
	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$-	$-	$-

General and administrative expenses	6,338	13,249	117,287

Interest	175	175	1,825

Net (loss)	$(6,513)	$(13,424)	$(119,112)

Basic and diluted (loss) per share	$(0.00)	$(0.01)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Revenues	$-	$-

General and administrative expenses	23,232	33,150

Interest	525	525

Net (loss)	$(23,757)	$(33,675)

Basic and diluted (loss) per share	$(0.01)	$(0.01)

Weighed average number of common shares outstanding	2,500,000	2,500,000

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Changes in Stockholder’s Deficiency
For the period January 3, 2006 (Inception) Through September 30, 2008

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3, 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,352)	(52,352)

Balance December 31, 2006	-	-	2,500,000	250	31,500	(52,352)	(20,602)

Capital contributions from stockholder	-	-	-	-	48,510	-	48,510

Net (loss)	-	-	-	-	-	(43,003)	(43,003)

Balance December 31, 2007	-	-	2,500,000	250	80,010	(95,355)	(15,095)

Capital contributions from stockholder	-	-	-	-	20,000	-	20,000

Net (loss)	-	-	-	-	-	(23,757)	(23,757)

Balance September 30, 2008 (unaudited)	-	$-	2,500,000	$250	$100,010	$(119,112)	$(18,852)

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Cash Flows (unaudited)
For the period January 3, 2006 (Inception) Through September 30, 2008
And for the nine months ended September 30, 2008 and September 30, 2007

	Nine Months	Nine Months	Cumulative
	09/30/08	09/30/07	01/03/06–9/30/08

Cash flows from operating activities:
Net (loss)	$(23,757)	$(33,675)	$(119,112)

Adjustments to reconcile net (loss) to net cash used in operations:
Prepaid expense	(4,375)	-	(4,375)
Accounts payable	6,385	2,010	11,078
Accrued interest on stockholder loan	525	525	1,825

Net cash used in operating activities	(21,222)	(31,140)	(110,584)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	12,500
Additional capital contributions from sole stockholder	20,000	32,000	87,760
Proceeds from stockholder’s loan	-	-	17,500

Cash provided by financing activities	20,000	32,000	117,760

Net increase(decrease) in cash and cash equivalents	(1,222)	860	7,176

Cash and cash equivalents – beginning	8,398	2,066	-

Cash and cash equivalents – ending	$7,176	$2,926	$7,176

See notes to unaudited interim financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2008

1 -	DEVELOPMENT STAGE COMPANY

HILLSTREAM Pharma Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the Company to date relate to its organization, initial funding and share issuance. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2008, the Company has a stockholder’s deficiency and a deficit accumulated during the development stage. Management plans to raise additional capital and to seek potential merger candidates.

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

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $34,600 at September 30, 2008, and has been fully offset by a valuation allowance.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2008

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

e.
Fair Value of Financial Instruments - The carrying value of current assets and current liabilities approximates fair value due to their short term nature. The stockholder loans approximate fair value based on market rates available to the Company for financing with similar terms.

f.
Reclassification - Interest expense on the Statements of Operations for the nine months ended September 30, 2008 and 2007 was reported separately from general and administrative expenses in order to maintain consistency with the December 31, 2007 year end presentation.

3 -	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the nine months ended September 30, 2008 and September 30, 2007, and for the period January 3, 2006 (inception) through September 30, 2008 totaled $525, $525 and $1,825 respectively and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

The sole stockholder contributed $10,000 to the Company’s capital in May 2008, $10,000 in September 2008, $48,510 in 2007, and $19,250 in 2006.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2008

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
September 30, 2008

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

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company chose not to early adopt SFAS No. 157 for nonfinancial assets and liabilities.

The Company chose not to elect the fair value option as prescribed by FASB SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," for its financial assets and liabilities that had not been previously carried at fair value.

6 -	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This staff position clarifies the application of SFAS No. 157 "Fair Value Measurements" in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of SFAS No. 157-3 became effective upon issuance for financial statements, including prior periods, which have yet to be issued. The Company does not expect either the statement or the FSP to have a material effect on its financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1, "Disclosures about Credit Derivatives and Certain Guarantees," an amendment to FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The staff position requires that sellers of credit derivatives disclose information about credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance, and cash flows. The FSP also amends FASB Interpretation No. 45,

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2008

"Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others," to require additional disclosure about the current status of the payment/performance risk of a guarantee. The statements became effective for annual and interim reporting periods ending after November 15, 2008. The Company does not expect this staff position will have a material effect on its financial statements.

7 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of September 30, 2008 and for the nine months then ended and for the cumulative period from January 3, 2006 (inception) through September 30, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $11,551, comprised of $7,176 of cash and cash equivalents and $4,375 of prepaid expenses. This compares with assets of $8,398, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $11,078, comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $4,693, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and September 30, 2007 and for the period January 3, 2006 (inception) through September 30, 2008:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For the Period January 3, 2006 (Inception) through September 30, 2008
Net cash used in operating activities	$(21,222)	$(31,140)	$(110,584)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$20,000	$32,000	$117,760
Net increase (decrease) in cash and cash equivalents	$(1,222)	$860	$7,176

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $6,513 and $23,757, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008. This compares with a net loss of $13,424 and $33,675 for the three and nine months ended September 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007, Quarterly Report on Form 10-Q for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007.

For the cumulative period from January 3, 2006 (inception) through September 30, 2008, the Company had a net loss of $119,112, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in March of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Dated: November 12, 2008	HILLSTREAM PHARMA INC.

	By:	/s/ Randy Milby
Randy Milby
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer