Form 10-K/A
period 2007-12-31
HILLSTREAM PHARMA INC
filed 2009-01-12
CIK 1355014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51835
_______________________________________________

Hillstream Pharma Inc.
 (Exact name of registrant as specified in its charter)
______________________________________________

Delaware	20-4142324
----------------------------------------------	--------------------------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Presidential Drive
Wilmington, DE	19807
----------------------------------------------	-------------------------------------
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(302) 743-2995

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
-----------------------------------------
(Title of Class)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K/A are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hillstream Pharma Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K is to include certain information regarding changes in  internal control over financial reporting under Item 9A (respective Item 8A on Form 10-KSB of the Original Filing, as defined below), amend certain information to conform to SEC requirements in Exhibit 31.1, provide omitted information regarding the disclosure of changes in internal control over financial reporting under Exhibit 31.1, Section 4 (d), and to provide a separate Section 302 certification signed by our principal financial officer, which was not included in the original Form 10-KSB filed on March 6, 2008 (the "Original Filing").

           Pursuant to SEC Release 33-8876, effective February 4, 2008, the Company is required to file its future amendments to Form 10-KSB on Form 10-K/A rather than Form 10-KSB/A. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment amends and restates in its entirety Item 8A of the Original Filing (respective Item 9A of this Amendment) and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections of and exhibits to the Original Filing which are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company's other filings, if any, made with the United States Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings, if any.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
--------------------------------------------------------------
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

The Company inadvertently omitted management’s assessment of the Company’s disclosure controls and procedures over financial reporting in the Original Filing.  As a result, as of the date of this Amendment, management has concluded that the Company’s design and operation of its disclosure controls and procedures were ineffective as of December 31, 2007. Management has subsequently implemented a control, under the supervision of our principal executive officer and our principal financial officer, to ensure that management’s assessment of the Company’s design and operation of its disclosure controls and procedures are properly included in future filings.

Evaluation of Internal Controls and Procedures.
--------------------------------------------------------------
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Controls.
----------------------------------------
There have been no changes in our internal controls over financial reporting during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting. This annual report does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting entities.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Index to Exhibits

Exhibit	Description
-------	-----------
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

HILLSTREAM PHARMA INC.

Dated: January 12, 2009	By:	/s/ Randy Milby
Randy Milby
President, Secretary and Sole Director
Principal Executive Officer
Principal Financial Officer