Form 10-K
period 2008-12-31
HILLSTREAM PHARMA INC
filed 2009-03-31
CIK 1355014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Check whether the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2009, there were 2,500,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hillstream Pharma Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

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

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of our sole officer and director.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)              Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)              Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)              Strength and diversity of management, either in place or scheduled for recruitment;

         (d)              Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)              The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)               The extent to which the business opportunity can be advanced;

         (g)              The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)              Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

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

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2009, there was one holder of record of the Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2008.

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

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $9,837, comprised exclusively of cash and prepaid expenses.  This compares with assets of $8,398, comprised exclusively of cash as of December 31, 2007.  The Company’s total liabilities as of December 31, 2008 totaled $25,628, comprised of accounts payable and accrued expenses and monies due to stockholder.  This compares with liabilities of $23,493 comprised of accounts payable and accrued expenses and monies due to stockholder, as of December 31, 2007. In March of 2009, the stockholder made additional contributions of $19,500 to the Company which were used to repay the stockholder loans outstanding together with acrrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2008 and 2007, for the period from January 3, 2006 (Inception) to December 31, 2006 and for the cumulative period from January 3, 2006 (Inception) to December 31, 2008.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007	For the Period from January 3, 2006 (Inception) to December 31, 2006	For the Cumulative Period from January 3, 2006 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(31,061)	$(42,178)	$(47,184)	$(120,423)
Net Cash (Used in) Investing Activities	-	-	-	-
Net Cash Provided by Financing Activities	$30,000	$48,510	$49,250	$127,760
Net Increase (Decrease) in Cash	$(1,061)	$6,332	$2,066	$7,337

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations or its plan to acquire a suitable acquisition candidate.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2008, the Company had a net loss of $30,696 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008 and Quarterly Report on Form 10-Q for the period ended September 30, 2008 in November of 2008 and Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in March of 2008.

This compares with a net loss of $43,003, for the fiscal year ended December 31, 2007   consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 in November of 2007, Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007, Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 in March of 2007.

For the period from January 3, 2006 (Inception) to December 31, 2006, the Company had a net loss of $52,352 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10-SB filed in March of 2006 and the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 in June of 2006, Quarterly Report on Form 10-QSB for the period ended June 30, 2006 in August of 2006 and Quarterly Report on Form 10-QSB for the period ended September 30, 2006 in November of 2006.

For the cumulative period from January 3, 2006 (Inception) to December 31, 2008, the Company had a net loss of $126,051 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10-SB filed in March of 2006 and the filing of the Company’s periodic reports on Form 10-Q, Form 10-QSB, Form 10-KSB.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

HILLSTREAM PHARMA INC.
A Development Stage Company
Table of Contents
December 31, 2008

Page

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2008	F-2
Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2007, the period from January 3, 2006 (Inception) through December 31, 2006 and the cumulative period from January 3, 2006 through December 31, 2007
F-3

FINANCIAL STATEMENTS

Balance Sheets	F-4
Statements of Operations	F-5
Statements of Changes in Stockholder's Deficiency	F-6
Statements of Cash Flows	F-7
NOTES TO FINANCIAL STATEMENTS	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hillstream Pharma Inc.

We have audited the accompanying balance sheet of Hillstream Pharma Inc. (a development stage company) (the "Company") as of December 31, 2008, and the related statements of operations, changes in stockholder's deficiency, and cash flows for the year then ended.  We have also audited the statements of operations and cash flows for the cumulative period from January 3, 2006 (inception) through December 31, 2008. Hillstream Pharma Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the statements of operations and cash flows for the cumulative period from January 3, 2006 (inception) through December 31, 2007, which statements reflect cumulative net losses of $95,355, cumulative capital contributions of $97,760 and a net increase in cash of $8,398 during the period.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the cumulative period from January 3, 2006 (inception) through December 31, 2007, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 2008 financial statements referred to above present fairly, in all material respects, the financial position of Hillstream Pharma Inc. (a development stage company) as December 31, 2008, and the results of its operations and its cash flows for the year then ended and for the cumulative period from January 3, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a stockholder's deficiency and a deficit accumulated during the development stage.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP
New York, New York
March 31, 2009

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
March 5, 2008

HILLSTREAM PHARMA INC.
A Development Stage Company
Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets
Cash	$7,337	$8,398
Prepaid expense	2,500	-

Total assets	$9,837	$8,398

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$6,128	$4,693

Long-term liabilities
Loans payable stockholder	17,500	17,500
Accrued interest payable	2,000	1,300

Total long-term liabilities	19,500	18,800

Total liabilities	25,628	23,493

Stockholder’s deficiency
Preferred stock - $.0001 par value,
10,000,000 shares authorized; -0- shares
issued and outstanding	-	-
Common stock - $.0001 par value,
150,000,000 shares authorized; 2,500,000
shares issued and outstanding	250	250
Additional paid-in capital	110,010	80,010
(Deficit) accumulated during the development stage	(126,051)	(95,355)

Total stockholder’s deficiency	(15,791)	(15,095)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$9,837	$8,398

See notes to financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Operations

				For the
			For the	Cumulative
			Period from	Period from
			January 3, 2006	January 3, 2006
	For the	For the	(Inception)	(Inception)
	Year Ended	Year Ended	Through	Through
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008

Revenues	$-	$-	$-	$-

General and administrative expenses	29,996	42,303	51,752	124,051

Interest	700	700	600	2,000

Net (loss)	$(30,696)	$(43,003)	$(52,352)	$(126,051)

Basic and diluted (loss) per share	$(0.01)	$(0.02)	$(0.02)

Weighed average number of common shares outstanding	2,500,000	2,500,000	2,307,163

See notes to financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Changes in Stockholder’s Deficiency
For the period January 3, 2006 (Inception) Through December 31, 2008

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3, 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contributions from stockholder	-	-	-	-	19,250	-	19,250

Net (loss)	-	-	-	-	-	(52,352)	(52,352)

Balance December 31, 2006	-	-	2,500,000	250	31,500	(52,352)	(20,602)

Capital contributions from stockholder	-	-	-	-	48,510	-	48,510

Net (loss)	-	-	-	-	-	(43,003)	(43,003)

Balance December 31, 2007	-	-	2,500,000	250	80,010	(95,355)	(15,095)

Capital contributions from stockholder	-	-	-	-	30,000	-	30,000

Net (loss)	-	-	-	-	-	(30,696)	(30,696)

Balance December 31, 2008
	-	$-	2,500,000	$250	$110,010	$(126,051)	$(15,791)

See notes to financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Statements of Cash Flows

				For the
			For the	Cumulative
			Period from	Period from
			January 3, 2006	January 3, 2006
	For the	For the	(Inception)	(Inception)
	Year Ended	Year Ended	Through	Through
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008

Cash flows from operating activities:
Net (loss)	$(30,696)	$(43,003)	$(52,352)	$(126,051)

Adjustments to reconcile net loss to net cash used in operations:

Prepaid expense	(2,500)	-	-	(2,500)
Accounts payable	1,435	125	4,568	6,128
Accrued interest on stockholder loans	700	700	600	2,000

Net cash (used in) operating activities	(31,061)	(42,178)	(47,184)	(120,423)

Cash flows from financing activities:

Proceeds from issuance of common stock	-	-	12,500	12,500

Additional capital contributions from sole stockholder	30,000	48,510	19,250	97,760
Proceeds from stockholder’s loans	-	-	17,500	17,500

Cash provided by financing activities	30,000	48,510	49,250	127,760

Net increase (decrease) in cash	(1,061)	6,332	2,066	7,337

Cash–
beginning	8,398	2,066	-	-

Cash–
ending	$7,337	$8,398	$2,066	$7,337

See notes to financial statements.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Financial Statements
December 31, 2008

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

c.
Income Taxes – The Company utilizes the liability method of accounting for income taxes. Under the   liability method deferred tax assets and liabilities are determined based on the differences between the   financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax  rates and laws that will be in effect, when the differences are expected to reverse. An allowance against  deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.  The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $37,300 and  $25,400 at December 31, 2008 and 2007, respectively, and has been fully offset by a valuation allowance.  During 2008, 2007, and 2006, the valuation allowance increased by approximately $11,900, $17,400, and  $8,000, respectively.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48.  At the adoption date of January 1, 2007 and at December 31, 2008, the Company did not have any unrecognized tax benefits.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2008 and 2007, the Company had no accrued interest or penalties.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.  As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Financial Statements
December 31, 2008

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

e.
Fair Value of Financial Instruments - The carrying value of cash equivalents, accounts payable and accrued expenses approximates fair value due to the short period of time to maturity.  The stockholder loans approximate fair value based on the fact that such loans together with accrued interest were paid off during the first quarter of 2009 (Note 6).

3 -	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost.  Management estimates such amounts to be immaterial.

At December 31, 2008 and 2007, the Company had two loans payable to its sole stockholder aggregating $17,500.  The loans accrue interest at 4%.  Interest expense was $700 for the years ended December 31, 2008 and 2007, $600 for the period January 3, 2006 (inception) to December 31, 2006, and $2,000 for the period January 3, 2006 (inception) to December 31, 2008.  These loans plus accrued interest were repaid to the sole stockholder in March 2009 (Note 6).

The sole stockholder contributed $30,000 in 2008, $48,510 in 2007 and $31,500 in 2006 to additional paid-in-capital.

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

HILLSTREAM PHARMA INC.
A Development Stage Company
Notes to Financial Statements
December 31, 2008

5 -	RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS No. 157), for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

In September 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active."  This staff position clarifies the application of SFAS No. 157 in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company adopted the provisions of SFAS No. 157 on January 1, 2008 and the provisions of SFAS No. 157-3 became effective upon issuance for financial statements, including prior periods, which have yet to be issued.

Management does not believe that any other recently issued, or not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6.-	SUBSEQUENT EVENT

In March 2009 the sole stockholder contributed $19,650 to the Company as additional paid-in capital.  These funds were then used in March 2009 to repay the loan payable stockholder of $17,500 plus accrued interest of $2,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

             As of December 31, 2008, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:
Name	Age	Position	Term

Randy Milby	55	President, Secretary Director	January 31, 2006 thru Present January 3, 2006 thru Present

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

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2008 and December 31, 2007.

Name and Position	Year	Total Compensation

Randy Milby, President, Secretary and Director	2008 2007	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 31, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Randy Milby (1) 270 Presidential Drive Wilmington, DE 19807	2,500,000	100%

All Directors and Officers as a Group (1 individual)	2,500,000	100%

(1)	Randy Milby is President, Secretary and Director of the Company.

 (b)         The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Friedman LLP (“Friedman”) was engaged by the Company as its independent registered public accounting firm in March of 2008.  Prior to the engagement of Friedman, Raich Ende Malter & Co. LLP (“Raich Ende”) was the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $7,500 for the fiscal year ended December 31, 2008. The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were   $17,500 for the fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Friedman for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2008.  There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007.

Tax Fees

There were no fees billed by Friedman for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2008.   There were no fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2007.

All Other Fees

There were no fees billed by Friedman for other products and services for the fiscal year ended December 31, 2008.  There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLSTREAM PHARMA INC.

Dated: March 31, 2009	By:	/s/ Randy Milby
Randy Milby
President, Secretary and Sole Director
Principal Executive Officer
Principal Accounting Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Randy Milby	President, Secretary	March 31, 2009
Randy Milby	and Sole Director